Form 10-K
J.P. Morgan Mortgage Trust 2004-S1
filed 2005-03-31
CIK 1301665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-109775-07

                    J.P.MORGAN CHASE ACCEPTANCE CORPORATION I
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3789046
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

60 Wall Street
New York, New York                                             10260
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212) 648-7741


                        J.P.Morgan Mortgage Trust 2004-S1
                       Mortgage Pass-Through Certificates
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to J.P. Morgan Acceptance Corporation I, as depositor, Chase Manhattan Mortgage Corp., as master servicer with respect to the Harris Trust Mortgage Loans, Wachovia Bank N.A., as trustee, and JPMorgan Chase Bank, N.A., as securities administrator as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    The Trust does not issue stock. There is currently no established secondary market for the Certificates. There are less than 300 participants in the DTC System. As of December 31, 2004 the total number of such DTC participants with respect to each class of certificates is 52.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto.

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

     Aggregate Statement of Principal and Interest Distributions to
       Certificateholders as of December 31, 2004, filed as Exhibit 99.4 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

J.P. Morgan Mortgage Trust 2004-S1 Mortgage Pass-Through Certificates
----------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as attorney-in-fact for J.P. Morgan Acceptance Corporation I

               By: /s/ Diane E. Wallace
                    -----------------------------
                    Name:   Diane E. Wallace

            Title:  Vice President
             Date:  March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountants' Servicing Report with Management Assertion

        Chase Manhattan Mortgage Corp., as Master Servicer and Servicer Harris Trust and Savings Bank, As Servicer

99.2    Report of Management as to Compliance with Minimum Servicing Standards

        Chase Manhattan Mortgage Corp., as Master Servicer and Servicer Harris Trust and Savings Bank, As Servicer

99.3    Annual Statement as to Compliance

        Chase Manhattan Mortgage Corp., as Master Servicer and Servicer Harris Trust and Savings Bank, As Servicer

99.4    Aggregate Statement of Principal and Interest Distributions to
           Certificateholders as of December 31, 2004

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

                       J.P. Morgan Acceptance Corporation I
                        J.P.Morgan Mortgage Trust 2004-S1
                  Commercial Mortgage Pass-Through Certificates
                                 (the "Trust")

     I, Jonathan P. Davis, Chief Executive Officer of J.P. Morgan Acceptance Corporation I., the depositor of assets into J.P. Morgan Mortgage Trust 2004-S1, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the paying agent by the servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the paying agent in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

5. This annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Chase Manhattan Mortgage Corp., as Master Servicer and Servicer and Harris Trust and Savings Bank, as Servicer.


By: /s/ Jonathan P. Davis
    -------------------------------------
Name:   Jonathan P. Davis
Title:  Vice President


Dated:  March 30, 2005

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                 ---------------


PricewaterhouseCoopers, LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY  10017
Telephone:  (646)  471-3000
Facsimile:  (813)  286-6000


                       Report of Independent Auditors


To the Board of Directors of
Chase Manhattan Mortgage Corporation:


We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4, and VI.1 of the USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/ PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 23, 2005

KPMG LLP
302 East Wecker Drive
Chicago, IL 60601-5212



                        Independent Accountants' Report

The Board of Directors
Harris Trust and Savings Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that Harris Trust and Savings Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Harris Trust and Savings Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Harris Trust and Savings Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Harris Trust and Savings Bank's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Harris Trust and Savings Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that Harris Trust and Savings complied with the aforementioned minimum servicing standards during the year ended December 31, 2004 is fairly stated, in all material respects.

By:  /s/ KPMG LLP
---------------------------
March 17, 2005

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------

                                                                   EXHIBIT I


             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards


March 23, 2005

As of and for the year ended December 31, 2004, Chase Home Finance LLC (successor by merger to Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of those USAP reports for the year ended December 31, 2004 are available as of March 23, 2005. As of March 23, 2005, the Company has obtained USAP reports for 32% of its subservicers. These subservicers serviced loans comprising 90% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2004. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 23, 2005, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000, respectively.


By:  /s/ Diane Bentz
-----------------------------
Diane Bentz
Senior Vice President
Chase Home Finance LLC

By: /s/  Bonnie Collins
-----------------------------
Bonnie Collins
Senior Vice President
Chase Home Finance LLC



                                                                Exhibit II

                      Chase Manhattan Mortgage Corporation
                      Subservicers' USAP Report Exceptions


It is the policy of Chase Manhattan Mortgage Corporation (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2004. As of March 23, 2005, the Company has obtained and reviewed USAP reports for 32% of its subservicers. These subservicers serviced loans comprising 90% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2004. The Company noted instances of noncompliance included in the USAP reports received as of March 23, 2005, which are summarized below.



Servicer                                        Exception

Cendant Mortgage  Corporation     The Company did not comply with the
                                  requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.


North Fork Bancorporation, Inc.   The mortgage interest rate changes on certain
                                  Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.


GMAC Mortgage Corporation         There were bank accounts over the course of
                                  several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004.

Consumer Lending        3800 Golf Road, Suite 300       Telephone (847) 434-2500
Center                  Servicing Dept. G
                        P.O. Box 8759
                        Rolling Meadows, Illinois 60008


HARRIS BANK

March 17, 2005

                              MANAGEMENT ASSERTION


As of and for the year ended December 31, 2004, Harris Trust and Savings Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this time period, Harris Trust and Savings Bank had in effect a fidelity bond policy in the amount of $261,656,469 and a Mortgage errors and omissions policy in the amount of $5,000,000.



/s/ Joseph Lipari                               /s/ Peter Singer
------------------                              -----------------
Joseph Lipari                                   Peter Singer
Senior Vice President                           Vice President
Harris Consumer Lending Center                  Senior Servicing Manager

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------


                           OFFICER'S CERTIFICATION


     Pursuant to Pooling and Servicing Agreement dated as of August 1, 2004, the undersigned Officers certifies to the following:

1. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Agreement has been made under such officer's supervision.

2. To the best of such Officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taking by Master Servicer to cure such default.


Certified By:   /s/  Diane Bentz                Date:  March 15, 2005
                ----------------------                 ---------------
                Diane Bentz
                Senior Vice President
                Chase Home Finance LLC, as successor by merger to Chase
                Manhattan Mortgage Corporation


                /s/  Michele Paul            Date:  March 15, 2005
                ----------------------                 ---------------
                Michele Paul
                Vice President
                JPMorgan Chase Bank, N.A., as successor by merger to Chase Manhattan Mortgage Corporation

Consumer Lending        3800 Golf Road, Suite 300       Telephone (847) 434-2500
Center                  Servicing Dept. G
                        P.O. Box 8759
                        Rolling Meadows, Illinois 60008


Chase Manhattan Mortgage Corporation
Master Servicing
3415 Vision Drive
Columbus, OH  43219
Attention: Sevicer Oversight Group

RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposed to take with respect thereto.


Certified by:  /s/ Peter Singer
            -------------------

Officer:  Vice President

Date:  3/31/05

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2004



-----------------------------------------------------------------------------------------------------------------------------------
                                  DISTRIBUTION IN DOLLARS
-----------------------------------------------------------------------------------------------------------------------------------
CUSIP             ORIGINAL PRIN        PAID PRIN            PAID INT          TOTAL PAID     ENDING PRIN BALANCE    CERT POOL FACTOR

466247EK5          23,000,000.00     1,327,990.97       590,998.48      1,918,989.45            21,672,009.03         942.26126217
466247EL3           5,535,500.00             0.00       145,306.91        145,306.91             5,535,500.00        1000.00000000
466247EM1          49,460,200.00     3,508,816.04     1,264,638.24      4,773,454.28            45,951,383.96         929.05778707
466247EN9          54,807,200.00             0.00     1,438,689.00      1,438,689.00            54,807,200.00        1000.00000000
466247EP4          40,000,000.00     3,905,837.04     1,012,495.74      4,918,332.78            36,094,162.96         902.35407400
466247EQ2          15,056,600.00             0.00       395,235.75        395,235.75            15,056,600.00        1000.00000000
466247ER0         255,756,000.00    19,041,782.20     7,267,346.06     26,309,128.26           236,714,217.80         925.54707534
466247ES8          18,461,700.00     2,903,304.03       261,003.64      3,164,307.67            15,558,395.97         842.73907441
466247ET6          18,461,700.00             0.00       448,821.94        448,821.94            18,461,700.00        1000.00000000
466247EU3             246,572.00         6,968.57             0.00          6,968.57               239,603.43         971.73819412
466247EV1         107,027,200.00    12,629,648.31     3,568,907.47     16,198,555.78            94,397,551.69         881.99590095
466247EW9             878,191.00        23,861.21             0.00         23,861.21               854,329.79         972.82913398
466247EX7           5,936,193.45             0.00       195,447.71        195,447.71             5,936,193.45        1000.00000000
466247EY5          23,458,700.00     2,505,887.83       717,864.75      3,223,752.58            20,952,812.17         893.17874264
466247EZ2             509,310.00        24,329.09             0.00         24,329.09               484,980.91         952.23127368
466247FA6             855,643.39             0.00        25,539.93         25,539.93               855,643.39        1000.00000000
466247FB4          33,634,800.00     6,619,490.40     1,092,335.72      7,711,826.12            27,015,309.60         803.19519070
466247FC2             326,057.00        30,090.94             0.00         30,090.94               295,966.06         907.71263920
466247FD0           2,256,106.80             0.00        69,866.91         69,866.91             2,256,106.80        1000.00000000
466247FE8                 100.00           100.00             0.42            100.42                     0.00           0.00000000
466247FF5           2,344,800.00        63,611.49        65,931.00        129,542.49             2,281,188.51         972.87125128
466247FG3           1,641,100.00        44,521.01        46,144.38         90,665.39             1,596,578.99         972.87123880
466247FH1           1,172,300.00        31,803.04        32,962.68         64,765.72             1,140,496.96         972.87124456
466247FJ7           3,927,800.00        37,080.23       135,284.70        172,364.93             3,890,719.77         990.55954224
466247FK4           1,658,300.00        15,655.11        57,116.60         72,771.71             1,642,644.89         990.55954291
466247FL2           1,047,400.00         9,887.93        36,075.45         45,963.38             1,037,512.07         990.55954745
466247FM0             422,000.00        11,448.33        11,865.78         23,314.11               410,551.67         972.87125592
466247FN8             281,300.00         7,631.31         7,909.59         15,540.90               273,668.69         972.87127622
466247FP3             703,373.60        19,081.41        19,777.44         38,858.85               684,292.19         972.87158631
466247FQ1             611,000.00         5,768.12        21,044.59         26,812.71               605,231.88         990.55954173
466247FR9             436,400.00         4,119.82        15,030.88         19,150.70               432,280.18         990.55953254
466247FS7           1,047,418.21         9,887.93        36,076.08         45,964.01             1,037,530.28         990.55971158

----------------------------------------------------------------------------------------------------------------------------------